Form 10-K/A
period 2009-12-31
China Food & Beverage Acquisition Corp.
filed 2010-05-07
CIK 1476763

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 7, 2010, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010, and is being filed to amend Item 9A, Item 10 and Item 13 of the report in order to (1) clarify management’s conclusion with respect to the effectiveness of its disclosure controls and procedures, (ii) revise the biographical information of our sole officer and director and (iii) to provide additional information as requested pursuant to certain comments received by China Food and Beverage Acquisition Corp. (the “Company”) from the Staff of the Securities and Exchange Commission. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 9A, Item 10 and Item 13, as amended, in its entirety.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective.

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

Chen Yi Quan, our President, Secretary and Director since inception (August 14, 2009), has served as the Director of Operational Management for GuangDong Guo Sun Telecommunication Co. Ltd., one of the largest cell phone and digital product retailers in Guangzhou, China, since June of 2005, where he is responsible for developing the company’s business plans and strategic goals. Mr. Chen has held various other positions with GuangDong Guo Sun Telecommunication Co. Ltd., since 1998, including Manager of Sales where he was responsible for managing chain stores, training salesmen and arranging sales targets; Manager of Product Purchases where he was responsible for making purchase plans according to production plans and negotiating with suppliers; General Manager Assistant and Deputy Manager where he was responsible for assisting the General Manager in the development of the company’s business plans and strategic goals. Mr. Chen’s experience as a director and business executive in operational management with Chinese companies will assist the Company in its review and examination of potential acquisitions, particularly with any potential acquisitions located in China. Mr. Chen received a bachelor’s degree in Marketing from Guangdong University of Business Studies in 1995. He is currently enrolled in the EMBA program at Zhongshan University.

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

As of the date of the filing of this Amendment No. 1, fees and expenses totaling approximately $26,000 related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s Exchange Act filings, including the Original Registration Statement and this Amendment No. 1, have been advanced to the Company by Guangdong Wealth Guarantee Co, LTD. (“Guangdong Wealth”) and Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) a government sponsored not-for-profit organization. Each of Guangdong Wealth and Guangdong SME seek to assist small and medium sized businesses in China to go public. Guangdong Wealth is a member of Guangdong SME. As of December 31, 2009 Guangdong Wealth and Guangdong SME had advanced $5,000 and $11,241, respectively. As of March 31, 2009, Gaungdong Wealth and Gaungdong SME have advanced an aggregate of $12,412 and $12,173 respectively for the payment of fees and expenses incurred by the Company. The Company has verbally agreed to repay Guangdong Wealth for the fees and expenses that have been advanced on behalf of the Company; however, there is no written agreement in effect. As a result, each of Guangdong Wealth and Guangdong SME, which participated in the founding and organizing of the Company, may be deemed to be a promoter of the Company.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)   The audited financial statements included in Item 8 of the annual report on Form 10-K as filed on March 31, 2010 are incorporated herein by reference.

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

Date: May 7, 2010

By: /s/ Chen Yi Quan

Chen Yi Quan

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Chen Yi Quan	President, Secretary and Director	May 7, 2010
Chen Yi Quan