Form 10-Q
period 2010-06-30
China Food & Beverage Acquisition Corp.
filed 2010-08-12
CIK 1476763

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-53840

China Food and Beverage Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	42-1769315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Division St. Apt. 201, New York, NY 10002

 (Address of principal executive offices)

(646) 884-8981

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ].

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

Large accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [   ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2010.

CHINA FOOD AND BEVERAGE ACQUISITION CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

BALANCE SHEETS

	June 30, 2010 (Unaudited)	December31, 2009
ASSETS
Current Assets
Cash	$30	$0
Total Assets	$30	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses payable	$29,936	$16,241
Total Liabilities	29,936	16,241
Stockholder’s Deficiency
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; none outstanding	0	0
Common Stock-$0.0001par value; 200,000,000 authorized shares; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(29,906)	(16,241)
Total Stockholder’s Deficiency	(29,906)	(16,241)
Total Liabilities and Stockholder’s Deficiency	$30	$0

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2010	Six months ended June 30, 2010		Cumulative August 14, 2009 (Inception) to June 30, 2010
General and administrative expenses	$4,521	$13,665		$29,906
Total expenses	4,521	13,665		29,906
Net Loss	(4,521)	(13,665)		(29,906)
Basic and diluted net loss per share	$(0.001)	$(0.003)	$
Weighted-Average Common Shares Outstanding	4,743,590	4,743,590

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2010	Cumulative August 14, 2009 (Inception) to June 30, 2010
Cash Flows from Operating Activities:
Net loss	$(13,665)	$(29,906)
Adjustments to reconcile net loss to net cash from operating activities:

Accrued expenses payable	13,695	29,936
Net Cash Provided by Operating Activities	30	30

Net Change in Cash	30	30
Cash at Beginning of Period	0	0
Cash at End of Period	$30	$30

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDER’S DEFICIT

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0
Issuance of common stock	5,000,000	500	24,500	(25,000)	0	0
Net loss					(16,241)	(16,241)

Balance at December 31, 2009	5,000,000	500	24,500	(25,000)	(16,241)	(16,241)
Net loss					(13,665)	(13,665)
Balance at June 30, 2010 (Unaudited)	5,000,000	$500	$24,500	$(25,000)	$(29,906)	$(29,906)

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

1.     ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Food and Beverage Acquisition Corp. (“the Company”) was incorporated in the State of Delaware on August 14, 2009 (Inception).  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating company.

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

The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. The accompanying financial statements provide financial information since August 14, 2009 (Inception).

Start-Up Costs

Start-up costs, including organization costs, are expensed as incurred.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

As of June 30, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (Inception) through June 30, 2010, the Company did not incur any interest or penalties.

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

3.     INCOME TAXES

	June 30, 2010 (Unaudited)	December 31, 2009
Deferred tax assets:
Net operating loss carry forward	$120	$183
Non-deductible expenses	1,930	2,253
Gross deferred tax assets	2,050	2,436
Valuation allowance	(2,050)	(2,436)
Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance decreased by $386 for the six months ended June 30, 2010 and increased $4,486 for the period August 14, 2009 (Inception) to June 30, 2010.

As of June 30, 2010, the Company has a net operating loss carry forward of approximately $2,000 which expires in 2030.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income taxes and temporary difference for the start-up costs.

4.     STOCKHOLDER’S EQUITY/DEFICIT

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 210,000,000 shares of capital stock. These shares are divided into two classes with 200,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. The board of directors is authorized to designate one or more series within the class of capital stock and to designate relative preferences, limitations and rights.

On October 14, 2009, the Company issued 5,000,000 shares of common stock (par value $0.0001 per share) to Trade Prosper Limited for an aggregate purchase price of $25,000. A subscription receivable has been recorded, which has not been paid as of the date of this report.

5.     RELATED PARTY TRANSACTION

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three and six months ended June 30, 2010, and the period August 14, 2009 (Inception) to June 30, 2010, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay each of Guangdong Wealth and Guangdong SME within 12 months. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

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

Description of Business

The Company was incorporated in the State of Delaware on August 14, 2009 (Inception) and maintains its principal executive office at 27th Floor, Profit Plaza, No.76 West HuangPu Road, Guangzhou, PRC 510000. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on November 25, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

As of the date of this filing we have minimal in our treasury.  We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder(s), management or other investors. Currently, however our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had current assets equal to $30 comprised exclusively of cash. This compares with no assets as of December 31, 2009.  The Company’s current liabilities as of June 30, 2010 totaled $29,936 comprised exclusively of accrued expenses payable.  This compares to the Company’s current liabilities as of December 31, 2009 of $16,241, comprised exclusively of accounts payable and accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company had minimal cash flows for the six months ended June 30, 2010 and for the cumulative period from August 14, 2009 (Inception) through June 30, 2010

The Company has minimal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $4,521 and $13,665, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed in May of 2010 and amendments to the Company’s registration statement on Form 10.

For the cumulative period from August 14, 2009 (Inception) to June 30, 2010, the Company had a net loss of $29,906, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10, including all amendments thereto and the filing of the Company’s periodic reports and other filings required pursuant to the Securities and Exchange Act of 1934.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on November 25, 2009 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2010                                                                   CHINA FOOD AND BEVERAGE ACQUISITION CORP.

By:  /s/ Chen Yi Quan

Chen Yi Quan

President, Secretary and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer