Form 10-Q
period 2010-09-30
China Food & Beverage Acquisition Corp.
filed 2010-11-12
CIK 1476763

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [   ]     No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2010.

CHINA FOOD AND BEVERAGE ACQUISITION CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets (unaudited) as of September 30, 2010 and December 31, 2009	1

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and the period August 14, 2009 (Inception) through September 30, 2009 and for the Cumulative Period from August 14, 2009 (Inception) through September 30, 2010	2

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and the period from August 14, 2009 (Inception) through September 30, 2009 and for the Cumulative Period from August 14, 2009 (Inception) through September 30, 2010	3

	Statement of Stockholders’ Deficit (Unaudited) for the Period from August 14, 2009 (Inception) through September 30, 2010	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses payable	$33,320	$16,241
Total Liabilities	33,320	16,241
Stockholder’s Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; none outstanding	0	0
Common Stock-$0.0001par value; 200,000,000 authorized shares; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(33,320)	(16,241)
Total Stockholder’s Deficit	(33,320)	(16,241)
Total Liabilities and Stockholder’s Deficit	$0	$0

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2010	Nine months ended September 30, 2010	Preiod from August 14, 2009 to September 30, 2009	Cumulative August 14, 2009 (Inception) to September 30, 2010
General and administrative expenses	$3,414	$17,079	$0	$33,320
Total expenses	3,414	17,079	0	33,320
Net Loss	(3,414)	(17,079)	0	$(33,320)
Basic and diluted net loss per share	$(0.001)	$(0.004)	$0
Weighted-Average Common Shares Outstanding	4,808,219	4,808,219	0

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2010	Preiod from August 14, 2009 to September 30, 2009	Cumulative August 14, 2009 (Inception) to September 30, 2010
Cash Flows from Operating Activities:
Net loss	$(17,079)	$0	$(33,320)
Adjustments to reconcile net loss to net cash from operating activities:
Accrued expenses payable	17,079	0	33,320
Net Cash Provided by Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$0	$0	$0

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDER’S DEFICIT

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholder’s
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0
Issuance of common stock	5,000,000	500	24,500	(25,000)	0	0
Net loss					(16,241)	(16,241)

Balance at December 31, 2009	5,000,000	500	24,500	(25,000)	(16,241)	(16,241)
Net loss					(17,079)	(17,079)
Balance at September 30, 2010 (Unaudited)	5,000,000	$500	$24,500	$(25,000)	$(33,320)	$(33,320)

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2010

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

As of September 30, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (Inception) through September 30, 2010, the Company did not incur any interest or penalties.

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

3.     INCOME TAXES

	September 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carry forward	$150	$183
Non-deductible expenses	2,412	2,253
Gross deferred tax assets	2,562	2,436
Valuation allowance	(2,562)	(2,436)
Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $126 for the nine months ended September 30, 2010 and increased $4,998 for the period August 14, 2009 (Inception) to September 30, 2010.

As of September 30, 2010, the Company has a net operating loss carry forward of approximately $2,000 which expires in 2030.

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

5.     RELATED PARTY TRANSACTION

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three and nine months ended September 30, 2010, and the period August 14, 2009 (Inception) to September 30, 2010, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay the amount due of $33,320 when sufficient cash is available. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

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

We believe we will be able to meet the costs we expect to incur, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholder(s), management or other investors. As of the date of this filing we have no funds in our treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependant upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had no assets. The Company also had no assets as of December 31, 2009. The Company’s current liabilities as of September 30, 2010 totaled $33,320 comprised exclusively of accrued expenses payable. This compares to the Company’s current liabilities as of December 31, 2009 of $16,241, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company had no cash flows for the nine months ended September 30, 2010, the period from August 14, 2009 (Inception) to September 30, 2009 and for the cumulative period from August 14, 2009 (Inception) through September 30, 2010.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2010, the Company had a net loss of $3,414 and $17,079, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in March of 2010, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed in May of 2010, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed in August of 2010, and amendments to the Company’s registration statement on Form 10.

For the period from August 14, 2009 (Inception) to September 30, 2009 the Company had a net loss equal to zero. For the cumulative period from August 14, 2009 (Inception) to September 30, 2010, the Company had a net loss of $33,320, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10, including all amendments thereto and the filing of the Company’s periodic reports and other filings required pursuant to the Securities and Exchange Act of 1934.

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

Item 4.  Controls and Procedures.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

Dated: November 12, 2010                                                                   CHINA FOOD AND BEVERAGE ACQUISITION CORP.

By:  /s/ Chen Yi Quan

Chen Yi Quan

President, Secretary and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer