Form 10-Q
period 2011-03-31
China Food & Beverage Acquisition Corp.
filed 2011-05-13
CIK 1476763

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 Smaller reporting company    [X].

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2011.

CHINA FOOD AND BEVERAGE ACQUISITION CORP.

- INDEX -

Page

  PART I – FINANCIAL INFORMATION:

    Item 1.     Financial Statements:

    Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010

             1

    Statements of Operations (Unaudited) for the Three Months Ended

2

March 31, 2011 and March 31, 2010 and for the Cumulative Period from

August 14, 2009 (Inception) through March 31, 2011

    Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011

3

and March 31, 2010 and for the Cumulative Period from August 14, 2009 (Inception)

through March 31, 2011

    Statement of Stockholders’ Deficit (Unaudited) for the Period from August 14, 2009                  4

   (Inception) through March 31, 2011

Notes to Financial Statements

5

    Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

10

     Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

     Item 4.

Controls and Procedures

13

      PART II – OTHER INFORMATION:

     Item 1.

Legal Proceedings

13

    Item 1A.

Risk Factors

13

    Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

    Item 3.

Defaults Upon Senior Securities

13

    Item 4.

Removed and Reserved

14

    Item 5.

Other Information

14

    Item 6.

Exhibits

14

     Signatures

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	Unaudited
Current Assets	$ 0	$ 0
Total Assets	$ 0	$ 0

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued expenses payable	$ 44,959	$ 39,459
Total Liabilities	44,959	39,459
Stockholder's Deficit
Preferred Stock- $0.0001 par value; 10,000,000 authorized shares; none outstanding	0	0
Common Stock- $0.0001 par value; 200,000,000 authorized shares; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(44,959)	(39,459)
Total Stockholder's Deficit	(44,959)	(39,459)
Total Liabilities and Stockholder's Deficit	$ 0	$ 0

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from Inception (August 14, 2009) to March 31, 2011
General and administrative expenses	$ 5,500	$ 9,144	$ 44,959
Total expenses	5,500	9,144	44,959
Net Loss	$ (5,500)	$ (9,144)	$ (44,959)
Basic and diluted net loss per share	$ (0.001)	$ (0.002)
Weighted-Average Common Shares Outstanding	5,000,000	5,000,000

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from Inception (August 14, 2009) to December 31, 2011
Cash Flows from Operating Activities:
Net loss	$ (5,500)	$ (9,144)	$ (44,959)
Adjustments to reconcile net loss to net cash from operating activities:
Accrued expenses payable	5,500	9,144	44,959
Net Cash from Operating Activities	0	0	0

Net Change in Cash	0	0	0
Cash at Beginning of Period	0	0	0
Cash at End of Period	$ 0	$ 0	$ 0

Supplemental disclosures of cash flow information:

Non-cash financing activities:

Subscription receivable for issuance of common stock   $        -                                   $           -                            $            25,000

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDER’S DEFICIT

	Common Stock Shares Amount		Additional Paid- in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholder's Deficit
Balance at Aug. 14, 2009	0	$ 0	$ 0	$ 0	$ 0	$ 0
Issuance of common stock	5,000,000	500	24,500	$ (25,000)	0	0
Net loss					(16,241)	(16,241)

Balance- December 31, 2009	5,000000	500	24,500	(25,000)	(16,241)	(16,241)
Net Loss					(23,218)	(23,218)
Balance- December 31, 2010	5,000,000	$ 500	$ 24,500	($25,000)	($39,459)	($39,459)
Net Loss					(5,500)	(5,500)
Balance- March 31, 2011 (Unaudited)	5,000,000	$ 500	$ 24,500	($25,000)	($44,959)	($44,959)

See accompanying notes to financial statements

China Food and Beverage Acquisition Corp.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Form 10K. These interim financial statements should be read in conjunction with that report.

For further information, financial statements and footnotes thereto included in the Company’s Form 10K filed on April 1, 2011.

The Company is a development stage enterprise with no operating history.  It has not yet been able to develop and execute its business plan. The Company has no assets to sustain expenses until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by us or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Fiscal Year

The Company’s fiscal year ends on December 31.

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

3.

INCOME TAXES

Deferred Income taxes consist of:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010
Deferred tax assets:
Net operating loss carry forward	$ 1,704	$ 1,367
Amortizable Start-up costs	5,040	4,552
Gross deferred tax assets	6,744	5,919
Valuation allowance	(6,744)	(5,919)
Net deferred tax assets	$ 0	$ 0

No provision for income taxes has been made for the period from inception (August 14, 2009) to March 31, 2011 and the period from inception (August 14, 2009) to December 31, 2010 due to the company providing a full valuation allowance of the losses sustained for the periods.

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

As of March 31, 2011, the Company had approximately $11,000 of net operating loss carry forwards(“NOL”) for income tax purposes available to offset future federal income tax. The NOL’s may be subject to limitations under Internal Revenue Code 382 shared these be a greater than 50% ownership change as determined under the regulations.

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

5.

ACCRUED EXPENSES PAYABLE

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three months ended March 31, 2011 and the period August 14, 2009(inception) to March 31, 2011, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf.  The Company has verbally agreed to repay the amount due when sufficient cash is available. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

6.

SUBSEQUENT EVENT

We evaluated all events or transactions that occurred subsequent to March 31, 2011 up through the date these financial statements were issued. The Company had no material subsequent events requiring disclosure.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had no assets. The Company also had no assets as of December 31, 2010. The Company’s current liabilities as of March 31, 2011 totaled $44,959 comprised exclusively of accrued expenses payable.  This compares to the Company’s current liabilities as of December 31, 2010 of $39,459, comprised exclusively of accrued expenses payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company had no cash flows for the three months ended March 31, 2011 and March 31, 2010 and for the cumulative period from August 14, 2009 (Inception) through March 31, 2011.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) through March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $5,500, consisting of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s filing of the Company’s periodic reports and other filings required pursuant to the Securities and Exchange Act of 1934. This compares with a net loss of $9,144 for the three months ended March 31, 2010, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s periodic reports and other filings required pursuant to the Securities and Exchange Act of 1934.

For the cumulative period from August 14, 2009 (Inception) to March 31, 2011, the Company had a net loss of $44,959, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10, including all amendments thereto and the filing of the Company’s periodic reports and other filings required pursuant to the Securities and Exchange Act of 1934.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

      Exhibit

Description

      ----------

---------------

   *3.1

Certificate of Incorporation

   *3.2

By-Laws

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Dated: May 13, 2011   CHINA FOOD AND BEVERAGE ACQUISITION CORP.

By:  /s/ Chen Yi Quan

     Chen Yi Quan

     President, Secretary and Director

     Principal Executive Officer

     Principal Financial Officer

     Principal Accounting Officer

Exhibit 31.1

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Chen Yi Quan, certify that:

1. I have reviewed this report on Form 10-Q of China Food and Beverage Acquisition Corp.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2011	/s/ Chen Yi Quan Chen Yi Quan Principal Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Chen Yi Quan, certify that:

1. I have reviewed this report on Form 10-Q of China Food and Beverage Acquisition Corp.;

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2011	/s/ Chen Yi Quan Chen Yi Quan Principal Financial Officer

Exhibit 32.1

Certification of Principal Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of China Food and Beverage Acquisition Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Yi Quan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Chen Yi Quan Chen Yi Quan Principal Executive Officer May 13, 2011

Exhibit 32.2

Certification of Principal Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of China Food and Beverage Acquisition Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chen Yi Quan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Chen Yi Quan Chen Yi Quan Principal Financial Officer May 13, 2011

19